Form 10-Q
period 1996-06-30
GARMENT GRAPHICS INC
filed 1996-08-13
CIK 895641

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
                                ----------------

                                    FORM 10-Q

(Mark One)

        [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended               June 30, 1996
                                           --------------------------------

                                       OR

        [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _________________ to ___________________

Commission File Number                0-2127
                        --------------------------------

                             GARMENT GRAPHICS, INC.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      Minnesota                             41-1270170
- --------------------------------------------------   --------------------------
    (State or other jurisdiction of incorporation         (IRS Employer
                  or organization)                       Identification No.)

       2260 Woodale Drive, Mounds View, MN                   55112-4978
- --------------------------------------------------   --------------------------
      (Address of principal executive offices)               (Zip Code)

                                 (612) 786-6220
- -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                           Yes    [X]                          No  [ ]

         Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 3,081,128 shares of common stock, $.001 par value, outstanding as of July 26, 1996.

                             GARMENT GRAPHICS, INC.

                                Table of Contents



                                                                          Page
                                                                         Number

PART I.  FINANCIAL INFORMATION

       Item 1 - Consolidated Financial Statements

                Consolidated Balance Sheets                                  3
                Consolidated Statement of Operations                         5
                Consolidated Statement of Shareholders' Equity               6
                Consolidated Condensed Statements of Cash Flows              7
                Notes to Consolidated Financial Statements                   8

       Item 2 - Management's Discussion and Analysis of Financial
                 Condition and Results of Operations

                Results of Operations                                       10
                Liquidity and Capital Resources                             11

PART II.  OTHER INFORMATION

       Item 1 - Legal Proceedings                                           12
       Item 2 - Changes in Securities                                       12
       Item 3 - Defaults Upon Senior Securities                             12
       Item 4 - Submission of Matters to a Vote of Security Holders         12
       Item 5 - Other Information                                           12
       Item 6 - Exhibits and Reports on Form 8-K                            12

SIGNATURE PAGE                                                              13

GARMENT GRAPHICS, INC.
CONSOLIDATED BALANCE SHEETS


                                                   June 30, 1996  March 31, 1996
ASSETS                                              (Unaudited)
                                                   -------------  --------------

Current Assets
    Cash                                            $    260,318   $     20,301
    Receivables:
        Trade, less allowances, June 30, 1996 -
           $179,493 and March 31, 1996 - $365,024      1,161,743      4,682,398
        Income tax                                       421,064        507,052
    Inventories                                        6,551,440      6,097,402
    Prepaid expenses                                     647,135        338,374
    Deferred tax assets                                  515,000        515,000
                                                    ------------   ------------
                  Total current assets                 9,556,700     12,160,527
                                                    ------------   ------------

Property and Equipment, at cost
    Equipment and furniture                            1,824,897      1,813,171
    Leasehold improvements                               143,451        143,451
                                                    ------------   ------------
                                                       1,968,348      1,956,622

    Accumulated depreciation                          (1,231,871)    (1,159,079)
                                                    ------------   ------------
                  Net property and equipment             736,477        797,543
                                                    ------------   ------------

NonCurrent Assets
    Intangibles                                          367,125        377,187
    Other                                                 19,075         20,426
                                                    ------------   ------------
                  Total noncurrent assets                386,200        397,613
                                                    ------------   ------------
                  Total assets                      $ 10,679,377   $ 13,355,683
                                                    ============   ============

See Notes to Consolidated Financial Statements.

GARMENT GRAPHICS, INC.
CONSOLIDATED BALANCE SHEETS


                                                                June 30, 1996  March 31, 1996
LIABILITIES AND SHAREHOLDERS' EQUITY                             (Unaudited)
                                                                -------------  --------------
Current Liabilities
    Notes payable -- bank (Note 2)                              $ 2,539,874    $ 5,637,020
    Current portion -- long term debt                                55,352        188,580
    Accounts payable                                              3,653,596      3,449,472
    Accrued expenses
        Compensation                                                236,182        169,577
        Royalties                                                   478,720        679,754
        Other                                                       725,169        400,550
                                                                -----------    -----------
                   Total current liabilities                      7,688,894     10,524,953
                                                                -----------    -----------
Long Term Debt, less current maturities                              52,433         62,267
                                                                -----------    -----------

Commitments and Contingencies (Notes 2, 3 and 4)

Shareholders' Equity
    Preferred stock, par value $ .01  per share;
        authorized 1,000,000 shares; no shares issued                  --             --
    Common stock, par value $ .001 per share; authorized
        50,000,000 shares; issued 3,081,128 and
        3,075,186 shares                                              3,081          3,075
    Additional paid - in capital                                  1,704,071      1,700,155
    Retained earnings                                             1,230,899      1,065,233
                                                                -----------    -----------
                   Total shareholders' equity                     2,938,051      2,768,463
                                                                -----------    -----------

                   Total liabilities and shareholders' equity   $10,679,377    $13,355,683
                                                                ===========    ===========

See Notes to Consolidated Financial Statements.

GARMENT GRAPHICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)



Quarter ended June 30,                                 1996          1995
                                                   -----------   -----------

Net Sales                                          $ 8,103,471   $ 7,321,340

Cost of Sales                                        5,943,148     5,722,013
                                                    -----------  -----------
     Gross profit                                    2,160,323     1,599,327

Selling and Administrative Expenses                  1,777,376     1,561,480
                                                   -----------   -----------
     Income from operations                            382,947        37,847

Miscellaneous Expense                                        0         9,011
Interest Expense                                       130,043       164,915
                                                   -----------   -----------
     Income (loss) before income taxes                 252,904      (136,079)
                                                   -----------   -----------

Income Tax Expense (Benefit)                            87,237       (54,432)
                                                   -----------   -----------

     Net income (loss)                             $   165,666   $   (81,647)
                                                   ===========   ===========

Earnings (Loss) Per Common Share                   $      0.05   $     (0.03)
                                                   ===========   ===========
Weighted Average Common and Common
     Equivalent Shares Outstanding                   3,165,599     3,066,407
                                                   ===========   ===========

See Notes to Consolidated Financial Statements.

GARMENT GRAPHICS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



March 31, 1996 to June 30, 1996

                                            Common Stock         Additional
                                       ----------------------    Paid - In     Retained
                                        Shares       Amount       Capital      Earnings      Total
                                       ----------   ----------   ----------   ----------   ----------

Balance, March 31, 1996                 3,075,186   $    3,075   $1,700,155   $1,065,233   $2,768,463


    Issuance of common stock for
        employee stock purchase plan        5,942            6        3,916         --          3,922

    Net Income for the quarter
        ended June 30, 1996                  --           --           --        165,666      165,666

                                       ----------   ----------   ----------   ----------   ----------
Balance, June 30, 1996                  3,081,128   $    3,081   $1,704,071   $1,230,899   $2,938,051
                                       ==========   ==========   ==========   ==========   ==========



See Notes to Consolidated Financial Statements

GARMENT GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)


Quarter ended June 30,                                                    1996           1995
                                                                      -----------    -----------

Cash Flows From Operating Activities                                  $  (236,691)   $  (682,554)

Cash Flows From Investing Activities                                      (11,726)       (30,910)

Cash Flows from Financing Activities
  Principal payments on long-term borrowings                              (36,062)       (61,564)
  Net borrowings on bank/financing notes                                  524,496        750,000
                                                                      -----------    -----------
                   Net cash provided by financing activities              488,434        688,436
                                                                      -----------    -----------
                   Increase (decrease) in cash                            240,017        (25,028)

Cash
  Beginning                                                                20,301        171,124
                                                                      -----------    -----------
  Ending                                                              $   260,318    $   146,096
                                                                      ===========    ===========

Supplemental disclosures of cash flow information
  Cash paid during the period for:
        Interest                                                      $   158,150    $   162,747

Supplemental schedule of noncash investing and
  financing activities
   Common stock issued for employee stock purchase plan               $     3,922    $     --
                                                                      -----------    -----------
   Debt retired with proceeds from factoring agreement                $ 6,214,127    $     --
                                                                      -----------    -----------

See Notes to Consolidated Financial Statements



GARMENT GRAPHICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the first quarter ended June 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 1997. For further information, refer to the financial statements and footnotes included in the Company's financial statements for the year ended March 31, 1996.

     The consolidated  financial  statements include the accounts of the Company
and  its  wholly-owned   subsidiary,   Signet,  Inc.   ("Signet").   Significant
intercompany transactions are eliminated in consolidation.

NOTE 2 - NOTE PAYABLE-BANK

         Effective April 12, 1996, the Company entered into a two-year agreement with Heller Financial, Inc. ("Heller") for the purpose of refinancing existing bank debt and to provide additional working capital and credit protection against customer bankruptcies in the retail industry through a credit and receivable factoring program.

         Under the terms of the agreement, Heller will provide the Company with up to $9,000,000 via a Credit Facility. The facility provides for advances on receivables of up to 85%, loans against eligible inventory of up to 55%, a letter of credit facility of up to $1,000,000, and a 120 day $500,000 overadvance facility through August 1, 1996, secured by income taxes receivable. Within the Credit Facility, the loans against inventory will have a limit of up to $4,000,000. The interest rate on the Credit Facility will be at the National Bank Reference Rate or "Prime Rate" plus one percent per annum. The prime rate at April 12, 1996, through June 30, 1996, was 8.25%. The Company must meet certain financial covenants relating to current ratio, working capital, net worth and debt to equity ratio. In addition, the Company is restricted on paying dividends, and would be required to pay a termination fee if the Company were to cancel the agreement prior to the expiration of the agreement. The Company was in compliance with all financial covenants as of June 30, 1996.

         As part of the Credit Facility, Heller will provide its credit and collection administration services for a fee and agree to purchase substantially all of the Company's trade accounts receivable. At June 30, 1996, accounts receivable carried at the Company's risk was $807,039, relating primarily to accounts receivable balances assigned to Heller on the date the Credit Facility was entered into. Heller will provide credit and collection administration on these balances, and the Company anticipates no additional reserves will be required. After April 12, 1996, Heller will assume the bad debt credit risk on all approved accounts.

NOTE 3 - COMMITMENTS

         The Company has entered into various licensing agreements which permit it to manufacture and market apparel with copyrighted characters and logos. Under the terms of these agreements, the Company is required to pay minimum guaranteed fees to some licensors.
Remaining minimum annual  obligations under these agreements are  approximately:
Fiscal 1997 --- $762,000 and Fiscal 1998 --- $17,000.

NOTE 4 - RELATED PARTY TRANSACTIONS

         The Company entered into a Lease Agreement with the Chairman of the Board of the Company to lease a 97,740 square foot facility. The lease term is for eight years and six months commencing December 1, 1996, with annual rental of $368,400 for lease years one through five and annual rents of $384,188 for the balance of the lease term.

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

      In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, which establishes new standards for stock-based employee compensation plans. The statement establishes a fair-value-based method of accounting for stock-based compensation plans and encourages, but does not require, entities to adopt that method in place of APB Opinion No. 25, Accounting for Stock Issued to Employees. Entities that elect to continue under Opinion No. 25 must disclose pro forma net income and earnings per share for all years presented as if Statement No. 123 had been adopted.

      The Company does not intend to adopt Statement No. 123 in measuring expense; however it will present the proforma disclosures beginning in Fiscal 1997, and those pro forma amounts will likely reflect higher compensation expense than the amounts shown in future statements of operations.



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         Net Sales. Net sales for the first quarter of Fiscal 1997 ended June 30, 1996, increased 10.7% to $8,103,471 from $7,321,340 for the comparable period in Fiscal 1996. The increase in net sales resulted primarily from a shift in sales mix to higher priced garments. For the three months ended June 30, 1996, actual unit sales increased 1.0% compared with the same period in Fiscal 1996.

         Gross Profit. Gross profit increased 35.1% to $2,160,323, or 26.7% of net sales, for the first quarter of Fiscal 1997 compared to $1,599,327, or 21.8% of net sales for the comparable period in Fiscal 1996. The dollar increase is related to higher sales volume as described in Net Sales above. Also, while labor costs increased 2.8% as a percentage of net sales for the first quarter of Fiscal 1997, raw material costs decreased 6.5% as a percentage of net sales compared with the same period in Fiscal 1996. Labor costs increased and product costs decreased due to higher cost value processes added to the garment. This includes more sophisticated graphic prints, multi-location prints and other mixed media applications. In addition, shorter production runs resulted in overtime requirements and higher per unit costs.

         Selling and Administrative Expenses. Selling and Administrative expenses increased 13.8% to $1,777,376 for the first quarter of Fiscal 1997 from $1,561,480 for the first quarter of Fiscal 1996. The dollar increase relates primarily to a 23.3% increase in royalty and commission expense for the first quarter of Fiscal 1997 from the comparable period in Fiscal 1996 due to increased sales levels. As a percent of sales, total Selling and Administrative expenses for the first quarter of 1997 increased 0.6% compared with the same period in Fiscal 1996. Commission and royalty expense increased 1.3% as a percentage of Net Sales compared with the same period in 1996 relating to changes in product mix and related commission and royalty rates. Excluding commissions and royalties, Selling and Administrative expenses actually decreased 0.7% for the quarter compared with the same period in Fiscal 1996.

         Interest Expense. Interest expense decreased 21.1% to $130,043 for the first quarter of Fiscal 1997, from $164,915 in first quarter of Fiscal 1996, due to a decrease in average outstanding borrowings and also due to a decrease in average borrowing rates.

         Net Income (Loss). Net Income increased $247,313 to a profit of $165,666 for the first quarter of Fiscal 1997 compared with a net loss of $81,647 for the same period in Fiscal 1996. This increase in net income is directly attributable to the increase in gross profit and selling and administrative expense decreases discussed above.


Liquidity and Capital Resources

         Current assets decreased 21.4% to $9,556,700 as of June 30, 1996, from $12,160,527 as of June 30, 1995. The change relates primarily to a 75.2% decrease in Accounts Receivable to $1,161,743 as of June 30, 1996, from $4,682,398 as of June 30, 1995. This decrease is due to advances received by the Company pursuant to the factoring agreement entered into on April 12, 1996, with Heller Financial, Inc. The decrease in accounts receivable was partially offset by a $454,038 increase in inventories due to planned build-up of certain products in anticipation of increased sales as the Company enters the fall selling season.

         Current liabilities decreased 27.0% to $7,688,894 as of June 30, 1996, from $10,524,953 at June 30, 1995. The decrease relates primarily to a decrease in Notes Payable-Bank to $2,539,874 as of June 30, 1996, from $5,637,020 as of June 30, 1995. This decrease is due to the classification of advances received from Heller Financial, Inc. pursuant to the factoring agreement entered into on April 12, 1996, as a reduction to accounts receivable.

         The Company maintains substantial blank garment inventory levels in order to be able to deliver products promptly to its customers. The seasonal nature of the business and growth in the Company's sales has increased its requirements for working capital resources to support ongoing inventory levels. Net cash used by operating activities for the quarter ended June 30, 1996, was $236,691 and for the quarter ended June 30, 1995, was $682,554.

         The Company's business has historically been somewhat seasonal, with the bulk of sales generally occurring in the second fiscal quarter as a result of back-to-school sales. The next highest level generally occurs in the third fiscal quarter due to sales reorders for back-to-school merchandise and the holiday season. Working capital requirements reflect this seasonality.

         The  Company   believes  that  its  borrowings  under  existing  credit
facilities, supplier support and internally generated funds will be adequate for its liquidity and capital needs.

Cautionary Statement Regarding Forward Looking  Information

         The foregoing contains "forward looking statements" within the meaning of federal securities laws which represent management's expectations or beliefs concerning future events. These and other forward looking statements made by the Company must be evaluated in the context of a number of factors that may affect the Company's financial condition and results of operations, such as the recent losses experienced by the Company, uncertain sales, dependency on new licenses and others, including those set forth in the Company's annual and quarterly reports filed with the Securities and Exchange Commission.


PART II.  OTHER INFORMATION

         Item 1- Legal Proceedings

                  None.

         Item 2 - Changes in Securities

                  None.

         Item 3 - Defaults upon Senior Securities

                  None.

         Item 4 - Submission of  Matters to a Vote of Security Holders

                  None.

         Item 5 - Other Information

                  None.

         Item 6 - Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                           10.1    Lease Agreement with R. Neil Hamlin dated
                                   June 19, 1996.
                           27      Financial Data Schedule

                  (b)      Reports on Form 8-K

                           None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                GARMENT GRAPHICS, INC.
                                    (Registrant)


Date:  August 13, 1996          By:     /s/ R. Neil Hamlin
                                        R. Neil Hamlin
                                        Chairman and Chief Executive Officer


                                By:     /s/ Barbara S. Remley
                                        Barbara S. Remley
                                        President, Chief Operating and Financial
                                        Officer (Principal Financial Officer and
                                        Chief Accounting Officer)

                                  EXHIBIT INDEX


                                                                  Page Number
Exhibit                                                          in Sequential
Number                                                         Numbering System

10.1              Lease Agreement with R. Neil Hamlin dated            *
                  June 19, 1996.

27                Financial Data Schedule                              *