Form 10-Q
period 1996-09-30
GARMENT GRAPHICS INC
filed 1996-11-14
CIK 895641

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
                                ----------------

                                    FORM 10-Q

   (Mark One)

       X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996
            --------------------------------------------------------

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ___________________.

Commission File Number                               0-2127

                             GARMENT GRAPHICS, INC.
                  --------------------------------------------
             (Exact name of registrant as specified in its charter)

                      Minnesota                         41-1270170
----------------------------------------     -----------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
  incorporation or organization)

2260 Woodale Drive, Mounds View, MN                      55112-4978
-----------------------------------------    -----------------------------------
(Address of principal executive offices)                 (Zip Code)

                                 (612) 786-6220
          ------------------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                           Yes     X           No  _____

         Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 3,247,188 shares of common stock, $.001 par value, outstanding as of November 8, 1996.

                             GARMENT GRAPHICS, INC.

                                Table of Contents

                                                                       Page
                                                                      Number

PART I.  FINANCIAL INFORMATION

        Item 1 - Consolidated Financial Statements

                 Consolidated Balance Sheets                              3
                 Consolidated Statement of Operations                     5
                 Consolidated Statement of Shareholders' Equity           6
                 Consolidated Condensed Statements of Cash Flows          7
                 Notes to Consolidated Financial Statements               8

        Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

                 Results of Operations                                   11
                 Liquidity and Capital Resources                         12

PART II.  OTHER INFORMATION

        Item 1 - Legal Proceedings                                       15
        Item 2 - Changes in Securities                                   15
        Item 3 - Defaults Upon Senior Securities                         15
        Item 4 - Submission of Matters to a Vote of Security Holders     15
        Item 5 - Other Information                                       15
        Item 6 - Exhibits and Reports on Form 8-K                        16

SIGNATURE PAGE

GARMENT GRAPHICS, INC.
CONSOLIDATED BALANCE SHEETS

                                                         September 30, 1996    March 31, 1996
                                                            (Unaudited)
                                                         ------------------   ---------------
ASSETS
Current Assets
    Cash                                                  $     46,428        $     20,301
    Receivables:
        Trade, less allowances, September 30, 1996 -
           $280,552 and March 31, 1996 - $365,024            1,641,628           4,682,398
    Income tax                                                       -             507,052
    Inventories                                              5,809,766           6,097,402
    Prepaid expenses                                           299,522             338,374
    Deferred tax assets                                        515,000             515,000
                                                          ------------        ------------
                  Total current assets                       8,312,344          12,160,527
                                                          ------------        ------------

Property and Equipment, at cost
    Equipment and furniture                                  1,865,642           1,813,171
    Leasehold improvements                                     143,451             143,451
                                                          ------------        -------------
                                                             2,009,093           1,956,622

    Accumulated depreciation                                (1,304,663)         (1,159,079)
                                                          ------------        ------------
                  Net property and equipment                   704,430             797,543
                                                          ------------        ------------

NonCurrent Assets
    Intangibles, net of amortization, September 30,
        1996 - $45,437 and March 31, 1996 - $25,313            357,063             377,187
    Other                                                       20,807              20,426
                                                          ------------        ------------
                  Total noncurrent assets                      377,870             397,613
                                                          ------------        ------------
                  Total assets                            $  9,394,644        $ 13,355,683
                                                          ============        ============


See Notes to Consolidated Financial Statements.

GARMENT GRAPHICS, INC.
CONSOLIDATED BALANCE SHEETS

                                                         September 30, 1996    March 31, 1996
                                                            (Unaudited)
                                                         ------------------   ---------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Notes payable -- bank (Note 2)                        $  2,726,888        $  5,637,020
    Current portion -- long term debt                           48,135             188,580
    Accounts payable                                         3,289,721           3,449,472
    Accrued expenses
        Compensation                                           210,924             169,577
        Royalties                                              285,781             679,754
        Other                                                  485,929             400,550
                                                          ------------        ------------
                   Total current liabilities                 7,047,378          10,524,953
                                                          ------------        ------------
Long Term Debt, less current maturities                         45,094              62,267
                                                          ------------        ------------

Commitments and Contingencies  (Notes 2, 3, 4 and 6)

Shareholders' Equity
    Preferred stock, par value $.01 per share;
        authorized 1,000,000 shares; no shares issued                -                  -
    Common stock, par value $.001 per share;
        authorized 50,000,000 shares; issued 3,242,128
        and 3,075,186 shares                                     3,242               3,075
    Additional paid - in capital                             1,704,071           1,700,155
    Retained earnings                                          594,859           1,065,233
                                                          ------------        ------------
                   Total shareholders' equity                2,302,172           2,768,463
                                                          ------------        ------------

                   Total liabilities and shareholders'
                       equity                             $  9,394,644        $ 13,355,683
                                                          ============        ============


See Notes to Consolidated Financial Statements.

GARMENT GRAPHICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                               Second Quarter Ended                  Six Months Ended
                                                   September 30,                      September 30,
                                          -----------------------------    --------------------------------
                                              1996            1995               1996             1995
                                              ----            ----               ----             ----
Net Sales                                 $ 9,755,898     $ 5,726,167       $ 17,859,369     $ 13,047,507

Cost of Sales                               8,460,357       5,033,906         14,403,505       10,755,919
                                          -----------     -----------       ------------     ------------

     Gross profit                           1,295,541         692,261          3,455,864        2,291,588

Selling and Administrative Expenses         1,884,411       1,294,842          3,661,787        2,856,322
                                          -----------     -----------       ------------     ------------

     Loss from operations                    (588,870)       (602,581)          (205,923)        (564,734)

Miscellaneous Expense                               0             490                  0            9,501
Interest Expense                              134,408         192,053            264,451          356,968
                                          -----------     -----------       ------------     ------------

     Loss before income taxes                (723,278)       (795,124)          (470,374)        (931,203)
                                          -----------     -----------       ------------     ------------

Income Tax (Benefit)                          (87,237)       (318,049)                 0         (372,481)
                                          -----------     -----------       ------------     ------------

     Net loss                             $  (636,041)    $  (477,075)      $   (470,374)    $   (558,722)
                                          ===========     ===========       ============     ============

Loss Per Common Share                     $     (0.21)    $     (0.16)      $      (0.15)    $      (0.18)
                                          ===========     ===========       ============     ============

Weighted Average Common and Common
     Equivalent Shares Outstanding          3,081,128       3,071,654          3,080,901        3,069,045
                                          ===========       =========       ============        =========


See Notes to Consolidated Financial Statements.

GARMENT GRAPHICS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


March 31, 1996 to September 30, 1996

                                               Common Stock           Additional
                                        ---------------------------   Paid - In       Retained
                                            Shares       Amount        Capital        Earnings        Total
                                            ------       ------        -------        --------        -----

Balance, March 31, 1996                    3,075,186   $   3,075     $ 1,700,155     $1,065,233    $ 2,768,463

    Issuance of common stock for
        employee stock purchase plan           5,942           6           3,916              -          3,922

    Issuance of common stock held
        in escrow                            161,000         161               -              -            161

    Net loss for the six months
        ended September 30, 1996                   -           -               -       (470,374)      (470,374)
                                           ----------  ---------     -----------    -----------    -----------

Balance, September 30, 1996                3,242,128   $   3,242     $ 1,704,071    $   594,859    $ 2,302,172
                                           =========   =========     ===========    ===========    ===========


See Notes to Consolidated Financial Statements.


GARMENT GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)


Six Months Ended September 30,                                     1996               1995
------------------------------                                     ----               ----
Cash Flows From Operating Activities                          $ (2,180,056)      $   (762,182)

Cash Flows From Investing Activities                               (52,471)           (58,180)

Cash Flows from Financing Activities Increase (Decrease)
     Issuance of stock                                                   -              7,524
     Principal payments on long-term borrowings                    (50,618)           (96,999)
     Net borrowings on bank/financing notes                      2,309,272            771,000
                                                              ------------       ------------

            Net cash provided by financing activities            2,258,654            681,525
                                                              ------------       ------------


            Decrease in cash                                        26,127           (138,837)

Cash
     Beginning                                                      20,301            171,124
                                                              ------------       ------------

     Ending                                                   $     46,428       $     32,287
                                                              ============       ============


Supplemental disclosures of cash flow information
     Cash paid (refunded) during the period for:
        Interest                                              $    292,509       $    351,098
        Income Taxes (net)                                        (525,318)           (39,270)
Supplemental schedule of noncash investing and financing
        activities
     Common stock issued for employee stock purchase plan     $      3,922       $          -
     Debt retired with proceeds from factoring agreement         6,214,127                  -
     Common stock issued and held in escrow                            161                  -


See Notes to Consolidated Financial Statements.

GARMENT GRAPHICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the second quarter and six months ended September 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 1997. For further information, refer to the financial statements and footnotes included in the Company's financial statements for the year ended March 31, 1996.

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

     Under the terms of the agreement, Heller will provide the Company with up to $9,000,000 via a Credit Facility. The facility provides for advances on receivables of up to 85%, loans against eligible inventory of up to 55% and a letter of credit facility of up to $1,000,000. Within the Credit Facility, the loans against inventory will have a limit of up to $4,000,000. The interest rate on the Credit Facility will be at the National Bank Reference Rate or "Prime
Rate" plus one percent per annum. The prime rate at April 12, 1996, through September 30, 1996, was 8.25%. The Company must meet certain financial covenants relating to current ratio, working capital, net worth and debt to equity ratio. In addition, the Company is restricted on paying dividends, and would be required to pay a termination fee if the Company were to cancel the agreement prior to the expiration of the agreement. The Company has received a waiver regarding certain financial covenant violations as of September 30, 1996, relating to working capital and interest coverage. Net borrowing availability through this credit facility was $150,822 at September 30, 1996.

     As part of the Credit Facility, Heller will provide its credit and collection administration services for a fee and agree to purchase substantially all of the Company's trade accounts receivable. At September 30, 1996, accounts receivable carried at the Company's risk was $952,469, relating primarily to accounts receivable balances assigned to Heller on the date the Credit Facility was entered into. Heller will provide credit and collection administration on these balances, and the Company anticipates no additional reserves will be required. As of April 12, 1996, Heller assumed the bad debt credit risk on all approved accounts.

NOTE 3 - COMMITMENTS

     The Company has entered into various licensing agreements which permit it to manufacture and market apparel with copyrighted characters and logos. Under the terms of these agreements, the Company is required to pay minimum guaranteed fees to some licensors. Remaining minimum annual obligations under these agreements are approximately: fiscal 1997 --- $270,000 and fiscal 1998 --- $17,000.

NOTE 4 - RELATED PARTY TRANSACTIONS

     The Company recently entered into a new facilities lease with R. Neil Hamlin, Chairman of the Board and Chief Executive Officer of the Company, on an arms' length basis. The decision to effect a lease with Mr. Hamlin was made by the non-interested directors. The lease will be classified as an operating lease and is for a term of 8.5 years commencing December 1, 1996. Rent is $3.41 per square foot and taxes currently are $1.50 per square foot, for a total of $39,633 per month, net of a monthly credit of $4,350 relating to a sublease which terminates in one year. Annual rents will be $368,400 for lease years one through five and annual rents of $384,188 for the balance of the lease term. The new lease rates are lower than other comparable current lease rates, and the Board believes that the new lease rate is competitive. The Company expects to receive operational efficiencies and additional cost savings from having the warehouse and production operations at one facility. The Company plans to move during December and January. After the costs of the move are absorbed, the Company expects to obtain annual expense reductions of approximately $250,000. The Company anticipates costs associated with the move will total approximately $200,000.

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

NOTE 6 - ESCROW AGREEMENT

     On September 17, 1996, the Company issued 161,000 shares of common stock under the terms of an Escrow Agreement pursuant to an operating agreement entered into in November 1995 for the manufacture and sale of licensed apparel. The shares will be released upon fulfillment of the Company's obligations under the agreement.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Net Sales. Net sales for the second quarter of fiscal 1997 ended September 30, 1996, increased 70.4% to $9,755,898 from $5,726,167 for the comparable period in fiscal 1996. The increase in net sales is mainly attributed to more favorable market conditions created by an improvement in the retail apparel market compared to a very soft retail apparel market in fiscal 1996 and the sale of National Football League (NFL) licensed product under the operating agreement with Cliff Engle. Net sales for the six months ended September 30, 1996, increased 36.9% to $17,859,369 from $13,047,507 in the six months ended
September 30, 1995. The increase in sales for the six month period relates to the factors discussed previously and also to a shift in sales mix to higher priced garments. Actual unit sales increased 57.6% for the second quarter and 22.0% for the six month period ended September 30, 1996, respectively, compared with the same periods in fiscal 1996.

     Gross Profit. Gross profit increased 87.2% to $1,295,541, or 13.2% of net sales, for the second quarter of fiscal 1997 compared to $692,261, or 12.1% of net sales for the comparable period in fiscal 1996. Gross profit increased 50.8% to $3,455,864, or 19.4% of Net Sales for the six months ended September 30, 1996, compared to $2,291,588, or 17.6% of Net Sales for the comparable period in fiscal 1996. The dollar and percentage increase is related to higher sales volume as described in net sales above. Also, while labor costs increased 1.1% as a percentage of net sales for the first six months of fiscal 1997, raw material costs decreased 2.3% as a percentage of net sales compared with the same period in fiscal 1996. Labor costs increased and product costs decreased due to higher cost value processes added to the garment. This includes more sophisticated graphic prints, multi-location prints and other mixed media applications. In addition, shorter production runs resulted in overtime requirements and higher per unit costs.

     Margin was negatively impacted by the Company's efforts to cleanse inventory of slower moving product. During the second quarter of fiscal 1997, the Company sold close-outs and slow moving goods at a nominal loss. The September 30, 1996 inventory balance is the lowest it has been since May 1994. It is management's intention to continue to reduce inventory balances throughout the balance of the fiscal year. This reduction may result in margin reductions in the future. Margins were also impacted by the Company's tight cash situation, which increased the challenge of obtaining the materials needed at a cost that allows the Company to remain competitive. Pricing continues to be tight due to the competitive market. Effective November 1, 1996, both production and support staff was cut back to meet competitive margin pressures.

     Selling and Administrative Expenses. Selling and administrative expenses increased 45.5% to $1,884,411 for the second quarter of fiscal 1997 from $1,294,842 in the same period in fiscal 1996, but decreased as a percent of Net Sales to 19.3% in fiscal 1997 from 22.6% in fiscal 1996. Selling and administrative expenses increased $805,465 to $3,661,787 for the six months ended September 30, 1996, compared to $2,856,322 for the six months ended September 30, 1995, but decreased as a percent of net sales to 20.5% in fiscal 1997 from 21.9% in fiscal 1996 . The dollar increase relates primarily to a 88.0% and 51.0% increase in royalty and commission expense for the three and six month periods ended September 30, 1996, respectively, compared with the same periods in fiscal 1996, due to increased sales levels. As a percent of sales, total Selling and administrative expenses decreased 3.3% for the second quarter of 1997 and 1.4% for the six months ended September 30, 1996, compared with the same periods in fiscal 1996. Royalty expense, included in selling and administrative expenses, actually increased 1.9% and 1.6% as a percentage of net sales for the three and six month periods ended September 30, 1996, compared with the same periods in fiscal 1996, relating to changes in product mix and related royalty rates. Therefore, selling and administrative expenses excluding royalties actually decreased 5.2% and 3.0% as a percentage of net sales for the three and six months ended September 30, 1996, compared with the same periods in fiscal 1996. Consistent with the Company's production staff cut back, general and administrative staffing levels were also reduced.

     Interest Expense. Interest expense decreased 30.0% to $134,408 for the second quarter of fiscal 1997, from $192,053 for the same period in fiscal 1996, due primarily to lower interest rates (average 7.37% for the second quarter of fiscal 1997 compared to 9.72% for the second quarter of fiscal 1996). Interest expense for the six month period ending September 30, 1996, decreased 25.9% to $264,451 from $356,968 for the same period in fiscal 1996. The decrease for the six month period was due to: i) lower outstanding loan balances (average outstanding borrowings of $6,523,370 during the six months ended September 30, 1996 compared to $6,728,857 for the same period of fiscal 1996), which were related to lower asset levels during the period; and ii) lower interest rates (average rate of 7.71% for the six months of fiscal 1997 compared to 9.63% for the same period of fiscal 1996).

     Net Loss. Net loss decreased $88,348 to a net loss of $470,374 for the six months ended September 30, 1996, from a net loss of $558,722 for the six months ended September 30, 1995. Net loss increased $158,966 to a net loss of $636,041 for the second quarter of fiscal 1997 from a net loss of $477,075 for the same period in fiscal 1996. The changes in net loss are directly attributable to the challenges discussed above with respect to gross profit.

Liquidity and Capital Resources

     Current assets decreased 31.6% to $8,312,344 as of September 30, 1996, from $12,160,527 as of March 31, 1996. The change relates primarily to a 64.9% decrease in Accounts Receivable to $1,641,628 as of September 30, 1996, from $4,682,398 as of March 31, 1996. This decrease is due to advances loaned to the Company against receivables pursuant to the factoring agreement entered into on April 12, 1996, with Heller Financial, Inc. At September 30, 1996, the outstanding balance of advances loaned was $4,620,958. In addition, income tax receivable was eliminated as of September 30, 1996, due to the receipt of a refund carried at $507,052 at March 31, 1996. Inventories also decreased $287,636 or 4.7% due to higher sales levels and the sell-off of excess and slow moving inventory.

     Current liabilities decreased 49.3% to $7,047,378 as of September 30, 1996, from $10,524,953 at March 31, 1996. The decrease relates primarily to a decrease in Notes Payable-Bank to $2,726,888 as of September 30, 1996, from $5,637,020 as of March 31, 1996. This decrease is due to the classification of advances loaned to the Company against accounts receivable by Heller Financial, Inc. pursuant to the factoring agreement entered into on April 12, 1996, as a reduction to accounts receivable. At September 30, 1996, the outstanding balance of advances loaned was $4,620,958.

     Net cash used by operating activities for the six months ended September 30, 1996, was $2,180,056 due to a combination of the reported losses incurred by the Company and changes in current assets. The Company's business has historically been somewhat seasonal, with the bulk of sales generally occurring in the second fiscal quarter as a result of back-to-school sales. The next highest level generally occurs in the third fiscal quarter due to sales reorders for back-to-school merchandise and the holiday season. Working capital requirements reflect this seasonality as receivable balances have increased due to higher sales levels in relation to the prior year.

     The Company recently entered into a new facilities lease with R. Neil Hamlin, Chairman of the Board and Chief Executive Officer of the Company, on an arms' length basis. The decision to effect a lease with Mr. Hamlin was made by the non-interested directors. The lease is for a term of 8.5 years commencing December 1, 1996. Rent is $3.41 per square foot and taxes currently are $1.50 per square foot, for a total of $39,633 per month, net of a monthly credit of $4,350 relating to a sublease which terminates in one year. Annual rents will be $368,400 for lease years one through five and annual rents of $384,188 for the balance of the lease term. The new lease rates are lower than other comparable current lease rates, and the Board believes that the new lease rate is competitive. The Company expects to receive operational efficiencies and additional cost savings from having the warehouse and production operations at one facility. The Company plans to move during December. After the costs of the move are absorbed, the Company expects to obtain annual expense reductions of approximately $250,000.

     In October 1996, the Company entered into a 12-month agreement with a supplier whereby the supplier will warehouse goods at the Company's location and the Company will purchase goods from this inventory supply as needed. Any goods remaining in the Company's warehouse at the expiration of this agreement must be purchased by the Company. The Company anticipates that it will fully utilize the quantity of goods available under the terms of this agreement in the normal course of business.

     On August 2, 1994, the Company issued 60,000 shares of common stock in exchange for all the outstanding common stock of Signet. The Company has agreed to pay the difference in cash between the market price of the Company's common stock and $3.375 if the market price should be less than $3.375 on December 31, 1996. Under the agreement, market price is defined as the average between the bid and ask prices of the Company's common stock. Assuming the market price, as defined, is $0.75 per share on December 31, 1996, the Company would be required to make a payment of $157,500 by January 15, 1997. The Company is currently exploring alternatives to fund this payment or negotiate a payment plan.

     The Company has obtained a waiver from its lender (Heller Financial, Inc.) to waive compliance with working capital and interest coverage covenants. Heller has agreed to suspend measuring all financial covenants for the period ended October 31, 1996 only. The Company believes that it will need to seek additional waivers for November 1996. Additionally, the amount of the Company's past due accounts payable with its vendors is approximately $1,700,000. Many of the Company's vendors are now requesting cash in advance of orders. The Company is currently making partial payments to its vendors, and, in return, a number of them have continued to cooperate with the Company. The Company is in an extremely tight cash situation which is, in some situations, making it difficult to purchase the materials needed to deliver finished product. Efforts are being made to obtain additional equity or debt financing which have not been successful to date, and the Company currently has no assurance that it will be able to obtain the needed financing. The Company is currently at its borrowing limits with Heller Financial, Inc. As a result, without additional working capital, the ability of the Company to continue its operations is limited and the board of directors has directed management to explore all feasible alternatives, including a sale of the business. There is no assurance that the Company's business can be sold.

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

                  None.

         Item 2 - Changes in Securities

                  None.

         Item 3 - Defaults upon Senior Securities

                  None.

         Item 4 - Submission of  Matters to a Vote of Security Holders
         -------------------------------------------------------------

          (a) The Annual Meeting of the Registrant's shareholders was held on Thursday, July 25, 1996.

          (b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. The following persons were elected Class II Directors of the Registrant to serve until the 1999 annual meeting of shareholders and until their successors shall have been duly elected and qualified:

                                           Number of           Number of
                       Nominee             Votes For         Votes Withheld
                ----------------------- ----------------- ---------------------

                John M. Gunnarson          2,799,910             11,160
                William H. Spell           2,787,910             23,160

          (c) The names of each other director whose term of office as a director continued after the Annual Meeting are as follows:

                           Terms expiring at 1997 Annual Meeting:
                                    R. Neil Hamlin
                                    Richard W. Perkins
                                    Donald M. Roux

                           Terms expiring at 1998 Annual Meeting:
                                    Barbara S. Remley
                                    Edwin N. Peterson

          (d) At the Annual Meeting, the shareholders approved a 150,000 share increase in the number of shares reserved for issuance under the Registrant's 1992 Stock Option Plan by a vote of 2,732,093 shares in favor, with 48,777 shares against, 9,020 shares abstaining and 21,180 shares represented no votes.

         Item 5 - Other Information

               None.

         Item 6 - Exhibits and Reports on Form 8-K

               (a)      Exhibits

                    10.1 Amendment of Factoring and Revolving Inventory Loan and
                         Security   Agreement   with  Heller   Financial,   Inc.
                         effective July 1, 1996

                    10.2 Stock Escrow Agreement among Cliff Engle, Ltd., Garment
                         Garment Graphics, Inc. and St. John & Wayne dated September 27, 1996. 27 Financial Data Schedule

               (b)      Reports on Form 8-K

                        None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   GARMENT GRAPHICS, INC.
                                       (Registrant)


Date:  November 13, 1996           By:  /s/ R. Neil Hamlin
                                        R. Neil Hamlin
                                        Chairman and Chief Executive Officer


                                   By:  /s/ Barbara S. Remley
                                        Barbara S. Remley
                                        President, Chief Operating and Financial
                                        Officer (Principal Financial Officer and
                                        Chief Accounting Officer)

                                  EXHIBIT INDEX



Exhibit
Number

10.1              Amendment of Factoring and Revolving Inventory
                  Loan and Security Agreement with Heller Financial, Inc. effective July 1, 1996.

10.2              Stock Escrow Agreement among Cliff Engle, Ltd.,
                  Garment Graphics, Inc. and St. John & Wayne dated September 27, 1996.

27                Financial Data Schedule