Form 10-K/A
period 1996-03-31
GARMENT GRAPHICS INC
filed 1996-11-15
CIK 895641

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 FORM 10-K/A (1)

            [ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended: MARCH 31, 1996

                         Commission File Number 0-21270

                             GARMENT GRAPHICS, INC.
             (Exact name of registrant as specified in its charter)

                 MINNESOTA                               41-1270170
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)

            2260 Woodale Drive                           55112-4978
              Mounds View, MN                            (Zip Code)
 (Address of principal executive offices)

        Registrant's telephone number, including area code (612) 786-6220


           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    Common Shares, par value $.001 per share


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                                 Yes X      No _____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ].

     The aggregate market value of the common stock held by persons other than affiliates of the registrant, as of June 12, 1996, is approximately $2,293,627.

     The number of shares outstanding of the Registrant's common stock, par value $.001 per share, as of June 12, 1996 is 3,081,128.


                       DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant's 1996 Annual Report to Shareholders are incorporated by reference into Part II; portions of the Registrant's proxy statement in connection with its 1996 annual meeting of shareholders is incorporated by reference into Part III.

     Garment  Graphics,  Inc.  (the  "Company")  hereby  amends  Item 14 and the
Exhibit Index to amend Exhibit 13 of its Form 10-K for the year ended March 31, 1996.


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, And Reports On Form 8-K

(a)  Documents Filed as Part of this Report

     (1)  Consolidated Financial Statements

            Balance Sheets as of March 31, 1996 and 1995*

            Statements of Operations for the years ended March 31, 1996, 1995, and 1994*

            Statements of Changes in Shareholders' Equity for the years ended
               March 31, 1996, 1995 and 1994*

            Statements of Cash Flows for years ended March 31, 1996, 1995, and 1994*

            Notes to Financial Statements*

            Report of Independent Accountants*

     * Incorporated by reference to the Company's 1996 Annual Report to Shareholders, attached as Exhibit 13 hereto.

     (2)  Financial Statement Schedules

            Schedule 2 - Valuation and Qualifying Accounts**
            Report of Independent Accounts**

     (3)  Exhibits

            See Exhibit Index immediately following signature page.

(b)  Reports on Form 8-K

     No reports were filed on Form 8-K during the last quarter of the period covered by this report.

     **   Filed with original Form 10-K for year ended March 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mounds View, State of Minnesota, on November 14, 1996.

                                    GARMENT GRAPHICS, INC.
                                       (Registrant)


Date:   November 15, 1996           By: /s/ R.Neil Hamlin
                                        Chairman and Chief Executive Officer

                                  EXHIBIT INDEX

  Exhibit
  Number
-------------------------------------------------------------------------------
    3.1        Articles of Incorporation of Garment  Graphics,  Inc., as amended
               (incorporated  by  reference  to Exhibit 3.1 to the  Registrant's
               Registration Statement on Form S-4 Reg. No. 33-56472).
    3.2        Bylaws of Garment  Graphics,  Inc.  (incorporated by reference to
               Exhibit 3.2 to the  Registrant's  Registration  Statement on Form
               S-4 Reg. No. 33-56472).
    4.1        Form of Stock  Certificate  (incorporated by reference to Exhibit
               4.1 to the Registrant's  Registration  Statement on Form S-4 Reg.
               No. 33-56472).
    4.2        Form  of  Warrant  Agreement  for  Class A and  Class  B  Warrant
               (incorporated  by  reference  to Exhibit 4.2 to the  Registrant's
               Registration Statement on Form S-4 Reg. No. 33-56472).
    4.3        Form of Class A Warrant Certificate (incorporated by reference to
               Exhibit 4.3 to the  Registrant's  Registration  Statement on Form
               S-4 Reg. No. 33-56472).
    4.4        Form of Class B Warrant Certificate (incorporated by reference to
               Exhibit 4.4 to the  Registrant's  Registration  Statement on Form
               S-4 Reg. No. 33-56472).
    4.5        Form of  Underwriters'  Warrant  (incorporated  by  reference  to
               Exhibit 4.5 to the  Registrant's  Registration  Statement on Form
               S-4 Reg. No. 33-56472).
    4.6        Letter  Amendment  dated April 7, 1995  extending the  expiration date of Class A & B common stock purchase warrants. (Incorporated by reference to Exhibit 4.6 to the  Registrants  Annual Report on
               Form 10-K for the year ended March 31, 1995.)
    10.1       Office/Warehouse  Lease  Agreement,  dated August 31, 1989,  with
               Everest  Investments  Limited  Partnership  relating  to space in
               Mounds View, Minnesota (incorporated by reference to Exhibit 10.5 to the Registrant's  Registration  Statement on Form S-4 Reg. No.
               33-56472).
    10.2       First Amendment,  dated June 28, 1991, to Office/Warehouse  Lease
               Agreement   with   Everest   Investments   Limited   Partnership.
               (incorporated  by reference  to Exhibit 10.6 to the  Registrant's
               Registration Statement on Form S-4 Reg. No. 33-56472).
    10.3+      The Registrant's  1990 Incentive Stock Option Plan  (incorporated by  reference to Exhibit  10.7 to the  Registrant's  Registration
               Statement on Form S-4 Reg. No. 33-56472).
    10.4+      The  Registrant's   1992  Stock  Option  Plan   (incorporated  by
               reference  to  Exhibit  10.8  to  the  Registrant's  Registration
               Statement on Form S-4 Reg. No. 33-56472).
    10.5       Standardized   401(k)  Profit  Sharing  Plan   (incorporated   by
               reference  to  Exhibit  10.19  to the  Registrant's  Registration
               Statement on Form S-4 Reg. No. 33-56472).
    10.6       License Agreement with Inetics,  Inc.  (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q
               for the quarter  ended June 30,  1993).
    10.7       License   Agreements   with  United   Feature   Syndicate,   Inc.
               (incorporated  by reference  to Exhibit 10.6 to the  Registrant's
               Quarterly Report on Form 10-Q for the quarter ended September 30,
               1993).
    10.8       Amendment to License Agreement with Inetics,  Inc.  (incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report
               on Form 10-Q for the quarter ended September 30, 1993).
    10.9       Lease Agreement with Berger Transfer  relating to warehouse space at 204 Old  Hwy.  8, New  Brighton,  Minnesota  (incorporated  by reference to Exhibit 10.3 to the Registrant's Quarterly Report on
               Form 10-Q for the quarter ended December 31, 1993).
    10.10+     Amendment  to  Employment  Agreement,  dated July 1,  1992,  with
               Robert A. Lucas,  amended  November 5, 1993 and revised  June 11,
               1994.   (incorporated  by  reference  to  Exhibit  10.18  to  the
               Registrant's  Annual Report on Form 10-K for the year ended March
               31, 1994).
    10.11      Profit Share Plan for 1995  (incorporated by reference to Exhibit
               10.19 to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1994).
    10.12      Garment  Graphics,   Inc.  1993  Employee  Stock  Purchase  Plan.
               (incorporated  by reference to Exhibit 10.23 to the  Registrant's
               Annual Report on Form 10-K for the year ended March 31, 1994).
    10.13      Letter amendments to the United Feature  Syndicate,  Inc. license agreement  assigning all licensing rights to Paws,  Incorporated.
               (incorporated  by reference to Exhibit 10.24 to the  Registrant's
               Annual Report on Form 10-K for the year ended March 31, 1994).
    10.14      First Amendment dated June 29, 1994 to Phone Lease Agreement with
               Norstan Financial Services  (incorporated by reference to Exhibit
               10.1 to the  registrants  Quarterly  Report  on Form 10-Q for the quarter ended June 30, 1994.)
    10.15      Agreement to purchase shares of Signet, Inc. dated August 2, 1994
               (incorporated  by reference  to Exhibit  10.2 to the  registrants
               Quarterly  Report on Form  10-Q for the  quarter  ended  June 30,
               1994.)
    10.16      Letter  Amendment,  dated  July 28,  1994,  to  Credit  Agreement
               (incorporated  by reference  to Exhibit  10.5 to the  registrants
               Quarterly  Report on Form  10-Q for the  quarter  ended  June 30,
               1994.)
    10.17      Garment   Graphics,   Inc.  1993  Employee  Stock  Purchase  Plan
               (incorporated  by reference  to Exhibit 10.1 to the  Registrant's
               Quarterly Report on Form 10-Q for the quarter ended September 30,
               1994).
    10.18      Amended and restated Demand Discretionary Line of Credit and Term
               Loan  Agreement  Dated as of August  18,  1994  (incorporated  by reference to Exhibit 10.2 to the Registrant's Quarterly Report on
               Form 10-Q for the quarter ended September 30, 1994).
    10.19      Letter  Amendment,  dated September 30, 1994 to Credit  Agreement
               (incorporated  by reference  to Exhibit 10.3 to the  Registrant's
               Quarterly Report on Form 10-Q for the quarter ended September 30,
               1994).
    10.20      Term Promissory Note,  dated September 30, 1994  (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on
               Form 10-Q for the quarter ended September 30, 1994).
    10.21      License Agreement with Times Mirror Magazines, Inc. (incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report
               on Form 10-Q for the quarter ended September 30, 1994).
    10.22      Signet,  Inc. License Agreement with The University of Notre Dame
               Du  Lac  (incorporated  by  reference  to  Exhibit  10.7  to  the
               Registrant's  Quarterly Report on Form 10-Q for the quarter ended
               September 30, 1994).
    10.23      Letter  Amendment  dated November 4, 1994 to Paws,  Inc.  License
               Agreement Contract No.:  GAR_USA01-01  (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q
               for the quarter ended December 31, 1994).
    10.24      Letter  Amendment  dated November 4, 1994 to Paws,  Inc.  License
               Agreement Contract No.:  GAR_USA02-02  (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q
               for the quarter ended December 31, 1994).
    10.25      Letter  Amendment  dated November 4, 1994 to Paws,  Inc.  License
               Agreement Contract No.:  GAR_USA04-03  (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report of Form 10-Q
               for the quarter ended December 31, 1994).
    10.26      Letter  Amendment dated December 23, 1994 to Paws,  Inc.  License
               Agreement Contract No.:  GAR_USA03-02  (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q
               for the quarter ended December 31, 1994).
    10.27      Renewal  Signet,  Inc.  License  Agreement with The University of
               Notre  Dame  Du  Lac  dated  January  1,  1995  (incorporated  by reference to Exhibit 10.5 to the Registrant's Quarterly Report on
               Form 10-Q for the quarter ended December 31, 1994).
    10.28      Attachment B to License  Agreement with  University of Notre Dame
               Du Lac dated May 3, 1995 with Signet, Inc.
    10.29      Renewal Revolving  Promissory Note in the amount of $9,000,000 in favor of the Bank, dated June 15, 1995.
    10.30      Waiver Letter regarding  noncompliance of covenants from the Bank dated June 15, 1995.
    10.31      License  Agreement with Warner Bros.  Consumer  Products (License
               #5653-WBLT).
    10.32      License  Agreement with Warner Bros.  Consumer  Products (License
               #5570-WBLT/CLC).
    10.33      License Agreement with the Bradford Exchange,  Ltd. dated June 1,
               1995   (incorporated   by   reference  to  Exhibit  10.1  to  the
               Registrant's  Quarterly Report on Form 10-Q for the quarter ended
               June 30, 1995).
    10.34      Second Amended and Restated Demand  Discretionary  Line of Credit
               and  Term  Loan   Agreement   dated  as  of  November  13,  1995.
               (Incorporated  by reference  to Exhibit 10.1 to the  Registrant's
               Quarterly  Report on Form 10-Q for the quarter ended December 31,
               1995).
    10.35      Revolving Promissory Note, dated as of November 13, 1995 in favor of National City Bank. (Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995).
    10.36      Revolving Promissory Note, dated as of November 13, 1995 in favor of NBD Bank.  (incorporated  by  reference to Exhibit 10.3 to the
               Registrant's  Quarterly Report on Form 10-Q for the quarter ended
               December 31, 1995)
    10.37      Term Promissory  Note,  dated as of November 13, 1995 in favor of
               National City Bank. (incorporated by reference to Exhibit 10.4 to the  Registrant's  Quarterly  Report on Form 10-Q for the quarter ended December 31, 1995)
    10.38      Garment Graphics,  Inc. Amended and Restated  Security  Agreement
               dated as of  November  13, 1995  (incorporated  by  reference  to
               Exhibit 10.5 to the  Registrant's  Quarterly  Report on Form 10-Q
               for the quarter ended December 31, 1995).
    10.39      Signet,   Inc.   Guaranty,   dated  as  of  November   13,  1995.
               (incorporated  by reference  to Exhibit 10.6 to the  Registrant's
               Quarterly  Report on Form 10-Q for the quarter ended December 31,
               1995)
    10.40      Signet, Inc. Security  Agreement,  dated as of November 13, 1995.
               (incorporated  by reference  to Exhibit 10.7 to the  Registrant's
               Quarterly  Report on Form 10-Q for the quarter ended December 31,
               1995)
    10.41      Letter agreement between Garment  Graphics,  Inc. and Cliff Engle
               Ltd.,  dated as of November 13, 1995.  (incorporated by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q
               for the quarter ended December 31, 1995)
    10.42+     Second  Amendment to  Employment  Agreement,  dated May 28, 1996, with Robert A. Lucas,  amended  November 5, 1993 and revised June
               11, 1994.*
    10.43      Factoring and  Revolving  Inventory  Loan and Security  Agreement
               dated April 12, 1996 with Heller Financial, Inc.*
    10.44      Addendum to factoring and Revolving  Inventory  Loan and Security
               Agreement dated April 12, 1996.*
    10.45      Revolving Note in the amount of $4,000,000 dated April 12, 1996.*
    10.46      Signet, Inc. Corporate Guaranty dated April 12, 1996.*
    10.47      Guarantor's Security Agreement dated April 12, 1996.*
    10.48      Guaranty of Validity April 12, 1996.*
     13        Registrant's  Annual Report to Shareholders for fiscal 1996.**
     21        Garment has one wholly owned subsidiary Signet, Inc., a Minnesota corporation.
     23        Consent of McGladrey & Pullen, LLP.*
     24        Power of attorney from certain Directors and Officers.*

+ Indicates a management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.
*    Previously filed.
**   Filed herewith.