Form 10-Q/A
period 1996-06-30
GARMENT GRAPHICS INC
filed 1996-11-15
CIK 895641

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
                                ----------------

                                 FORM 10-Q/A (1)

  (Mark One)

      X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended              June 30, 1996
                                      --------------------------------

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _________________ to ___________________

Commission File Number     0-2127

                             GARMENT GRAPHICS, INC.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Minnesota                                  41-1270170
-----------------------------------------------    -----------------------------
(State or other jurisdiction of incorporation              (IRS Employer
              or organization)                          Identification No.)

2260 Woodale Drive, Mounds View, MN                          55112-4978
-----------------------------------------------    -----------------------------
(Address of principal executive offices)                     (Zip Code)

                                 (612) 786-6220
                 ---------------------------------------------
              (Registrant's telephone number, including area code)

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

     Garment Graphics, Inc. (the "Company") hereby amends Item 2 of its Form 10-Q for the quarter ended June 30, 1996.


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

     Gross Profit. Gross profit increased 35.1% to $2,160,323, or 26.7% of net sales, for the first quarter of Fiscal 1997 compared to $1,599,327, or 21.8% of net sales for the comparable period in Fiscal 1996. The dollar increase is related to higher sales volume as described in Net Sales above. Also, while labor costs increased 2.8% as a percentage of net sales for the first quarter of Fiscal 1997, raw material costs decreased 6.5% as a percentage of net sales compared with the same period in Fiscal 1996. Labor costs increased and product costs decreased due to higher cost value processes added to the garment. This includes more sophisticated graphic prints, multi-location prints and other mixed media applications. In addition, shorter production runs resulted in overtime requirements and higher per unit costs. Inventory levels in fiscal 1996 were abnormally high as discussed in the Form 10-K. During the quarter ended June 30, 1996 the Company decreased historical balances by only minor amounts. Inventories in total during the quarter actually increased by $454,038 due to seasonal increases for higher forecast sales levels in the second quarter. The seasonal increase was less than prior years due to the carryover of fleece product from the last fleece ("sweatshirt") season. It is the Company's intention to continue to reduce balances from the prior year throughout the remainder of the current fiscal year. This reduction may result in margin reductions in future periods.

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

     Interest Expense. Interest expense decreased 21.1% to $130,043 for the first quarter of fiscal 1997, from $164,915 in the first quarter of fiscal 1996, due to: i) lower outstanding loan balances (average outstanding borrowings of $5,846,575 during the first quarter of fiscal 1997 compared to $6,434,750 for the first quarter of fiscal 1996) which were related to lower asset levels during the first quarter of fiscal 1997; and ii) lower interest rates (average rate of 8.15% for the first quarter of fiscal 1997 compared to 9.53% for the first quarter of fiscal 1996).

     The Company has an asset based loan and has traditionally needed to utilize the full amount available under the loan. Receivable balances averaged $1,034,238 higher in fiscal 1997 than fiscal 1996, offset by inventory balances which averaged $3,242,755 lower in fiscal 1997 than fiscal 1996. Receivable and inventory combined average balances for the quarters decreased $2,208,517 and, as a result, the Company was able to reduce its average loan balance $524,273 for the related quarters.

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

     The Company recently entered into a new facilities lease with R. Neil Hamlin, Chairman of the Board and Chief Executive Officer of the Company, on an arms' length basis. The decision to effect a lease with Mr. Hamlin was made by the non-interested directors. The lease is for a term of 8.5 years. Rent is $3.41 per square foot and taxes currently are $1.50 per square foot, for a total of $39,633 per month, net of a monthly credit of $4,350 relating to a sublease which terminates in one year. The new lease rates are lower than other comparable current lease rates, and the Board believes that the new lease rate is competitive. The Company expects to receive operational efficiencies and additional cost savings from having the warehouse and production operations at one facility.

     On August 2, 1994, the Company issued 60,000 shares of common stock in exchange for all the outstanding common stock of Signet. The Company has agreed to pay the difference in cash between the market price of the Company's common stock and $3.375 if the market price should be less than $3.375 on December 31, 1996. Under the agreement, market price is defined as the average between the bid and ask prices of the Company's common stock. Assuming the market price, as defined, is $0.75 per share on December 31, 1996, the Company would be required to make a payment of $157,500 by January 15, 1997. The Company is currently exploring alternatives to fund this payment or negotiate a payment plan. There is no assurance that such efforts will be successful.

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

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                                GARMENT GRAPHICS, INC.
                                         (Registrant)


Date:  November 15, 1996        By:    /s/ R. Neil Hamlin
                                       R. Neil Hamlin
                                       Chairman and Chief Executive Officer

                                By:    /s/ Barbara S. Remley
                                       Barbara S. Remley
                                       President, Chief Operating and Financial
                                       Officer (Principal Financial Officer and
                                       Chief Accounting Officer)